Form 10-Q
period 1995-03-31
INDEPRO PROPERTY FUND II LP
filed 1995-05-15
CIK 722232

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10 - Q


                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995       Commission File No.: 2-84754


                         INDEPRO PROPERTY FUND II, L.P.

             (Exact name of registrant as specified in its charter)


                      600 Dresher Road, Horsham, PA 19044
             (Address of principal executive offices and zip code)

             DELAWARE                                  51-0270624
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                                 (215) 956-0400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                   YES  X           NO
                      -----           -----


There is no public market for the Limited Partnership Interests. Non-affiliates hold 12,566 Limited Partnership Interests as of March 31, 1995.

                         INDEPRO PROPERTY FUND II, L.P.

                         INDEX OF FINANCIAL STATEMENTS



                                                                               Page Number
                                                                               -----------
Part I - Financial Information

     Item 1 - Financial Statements of Indepro Property Fund II, L.P.

         Balance Sheets as of March 31, 1995
              and December 31, 1994                                                   3

         Statements of Income for the three months
              ended March 31, 1995 and 1994                                           4

         Statement of Partners' Capital (Deficit) for the
              three months ended March 31, 1995                                       5

         Statements of Cash Flows for the three months
              ended March 31, 1995 and March 31, 1994                                 6

         Notes to Financial Statements                                              7-9

     Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          10-15

Part II - Other Information                                                       16-17

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                                 Balance Sheets
                   As of March 31, 1995 and December 31, 1994


                                                       March 31,    December 31,
                                                         1995          1994
                                                         ----          ----
                           Assets

Investment in real estate at cost (Note 3)            $24,380,516   $24,380,516
Less:  Accumulated depreciation, amortization and
   valuation allowance of $585,000 in 1995 and 1994    10,644,187    10,428,010
                                                      -----------   -----------
                     Total investments                 13,736,329    13,952,506

Cash and cash equivalents                               2,460,430     2,298,407
Accounts receivable (net of allowance for doubtful
  accounts of $1,854 in 1995 and $6,618 in 1994            19,363        40,215
Deferred rent receivable                                  104,350       107,670
Prepaid expenses and other assets (net of
  accumulated amortization of $50,000 in 1995 and
  $50,000 in 1994                                           6,714        11,747
                                                      -----------   -----------
                        Total assets                  $16,327,186   $16,410,545
                                                      ===========   ===========
             Liabilities and Partners' Capital

Notes payable (Note 6)                                $13,066,184   $13,075,019
Accrued real estate taxes                                 117,365        96,065
Other accrued liabilities                                   5,883        36,238
Security deposits on leases                                26,312        25,496
Accounts payable                                          324,046       235,686
                                                      -----------   -----------
                     Total Liabilities                 13,539,790    13,468,505

Partners' capital                                       2,787,396     2,942,040
                                                      -----------   -----------
    Total liabilities and partners' capital           $16,327,186   $16,410,545
                                                      ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                              Statements of Income
               For the three months ended March 31, 1995 and 1994

                                                 Three Months       Three Months
                                                    Ended              Ended
                                                March 31, 1995     March 31, 1994
                                                --------------     --------------
                        Income

Rental Income                                     $ 218,765          $ 655,268
Miscellaneous income                                 25,869            127,004
Investment income                                    33,691             14,739
                                                  ---------          ---------
                        Total Income                278,326            797,011
                                                  ---------          ---------
                        Expenses

Interest on notes payable                           120,408            413,696
Depreciation and amortization                       216,177            225,069
Real estate taxes                                    20,427            120,201
Property operating expense                           62,108             80,107
Administrative                                        9,205             10,972
Repairs and maintenance                               4,644              6,188
                                                  ---------          ---------
                       Total Expenses               417,221            856,233
                                                  ---------          ---------

Net income (loss) for the period                  $(154,644)         $ (59,222)
                                                  =========          =========

Net income (loss) allocated to Limited Partners    (153,098)           (58,630)


Net income (loss) allocated to General Partner       (1,546)              (592)
                                                  ---------          ---------
                                                  $(154,644)         $ (59,222)
                                                  =========          =========
Net income (loss) per limited partnership
  interest outstanding (30,000)                   $      (5)         $      (2)
                                                  =========          =========

    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                    Statement of Partners' Capital (Deficit)
                   For the three months ended March 31, 1995

                                                                  General        Limited
                                                    General     Partnership    Partnership
                                                    Partner        Units          Units          Total
                                                    -------        -----          -----          -----

Partners' capital (deficit) at January 1, 1995     $(101,081)    $1,642,103     $1,401,017     $2,942,040

  Net loss                                            (1,546)       (69,210)       (83,888)      (154,644)
                                                   ---------     ----------     ----------     ----------
Partners' capital (deficit) at March 31, 1995      $(102,627)    $1,572,893     $1,317,129     $2,787,396
                                                   =========     ==========     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                            Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994

                                                              Three Months       Three Months
                                                                 Ended              Ended
                                                             March 31, 1995      March 31, 1994
                                                             --------------      --------------
Cash flows from operating activities

  Net income (loss)                                          $  (154,644)         $   (59,222)

  Adjustments to reconcile net income to net cash provided by operating activities:


     Depreciation and amortization                               216,177              225,069

  Change in assets and liabilities


     Decrease in accounts receivable                              20,852                9,775
     Increase in deferred rent receivable                          3,321               (1,806)
     Decrease (increase) in prepaid expenses                       5,033               (1,070)
     Increase (decrease) in accrued liabilities                   (9,055)              43,366
     Increase in security deposits on leases                         816                1,450
     Increase (decrease) in accounts payable                      88,360              (17,588)
                                                             -----------          -----------

Net cash provided by operating activities                        170,859              199,974
                                                             -----------          -----------
Cash flows from investing activities


   Additions to real estate                                           --              (22,034)
                                                             -----------          -----------

Net cash used in investing activities                                 --              (22,034)
                                                             -----------          -----------
Cash flows from financing activities


   Repayment of notes payable                                     (8,836)             (70,240)
                                                             -----------          -----------

Net cash used in financing activities                             (8,836)             (70,240)
                                                             -----------          -----------

Net increase in cash and cash equivalents                        162,023              107,700

Cash and cash equivalents, beginning of period                 2,298,407            1,822,698
                                                             -----------          -----------
Cash and cash equivalents, end of period                     $ 2,460,430          $ 1,930,398
                                                             ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1995

1.    General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund II, L.P. for the three months ended March 31, 1995. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 1995.

      The footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10 - K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1994.

2.    Partners' Capital

      The General Partner did not make any cash distributions from operations to the Partners during the years ended December 31, 1994 and 1993. The General Partner expects to make a distribution of excess Partnership cash during 1995, however, the amount of this distribution has not yet been determined.

      The General Partner is obligated under the terms of the Partnership Agreement to make capital contributions upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of each Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of such Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner.

3.   Investments in Real Estate

     Investments in real estate consisted of the following as of March 31, 1995:

                                                                                     Building and
                              Property                                 Land          Improvements          Total

             Moorestown Corporate Center I                        $   500,000         $  8,084,254     $  8,584,254
             710 East Odgen Avenue                                  1,060,000            4,267,644        5,327,644
             Moorestown Corporate Center II                           901,724            9,566,894       10,468,618
                                                                  -----------         ------------     ------------

             Total                                                  2,461,724           21,918,792       24,380,516

             Less:  Accumulated depreciation and
                    amortization and valuation
                    allowance of $585,000                                  --           10,644,187       10,644,187
                                                                   ----------          -----------      -----------

             Total                                                 $2,461,724          $11,274,604      $13,736,328
                                                                   ==========          ===========      ===========

                         INDEPRO PROPERTY FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1995

3.    Investments in Real Estate (continued):

      On at least an annual basis, the General Partner prepares an estimate of value for each property in the Partnership. The methodology used is either a discounted cash flow analysis or a value based on a direct capitalization of cash flow. This information is used to assist the General Partner in determining net realizable value of the assets of the Partnership. A valuation allowance is provided for assets in cases where the realizable value is less than the carrying amount of the asset. In addition, assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      During 1993, a valuation allowance of $85,000 was established related to the Moorestown I property. The allowance was established to reduce the book value of that property to equal the outstanding principal amount of its related non-recourse mortgage loan. The General Partner felt it prudent to establish this allowance, given the current uncertainty surrounding the negotiations to extend and restructure the loan, which is currently in default.

      Also in 1993, an estimated property valuation allowance of $500,000 was established related to 710 East Ogden, due to the slower than anticipated leasing activity and the operating losses incurred by the building in recent years.

      Due to the impending foreclosure proceedings on both the Moorestown I and Moorestown II buildings, the Partnership has stopped recognizing rental income or accruing expenses on these properties. All rental payments are currently forwarded directly to Thomas J. Maher and Company, Inc., as agent for the New England Mutual Life Insurance Company and all real estate taxes and other property operating expenses should be paid by Thomas J. Maher and Company, Inc. from funds collected from the tenant for Moorestown I. No further funds will be collected on the Morrestown II building as the sole tenant vacated the property in March, 1995.

4.    Cash Flow Information:

      For purposes of the Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Net cash provided by operating activities reflects cash payments for interest of $31,613 and $431,310 respectively, during the three months ended March 31, 1995 and March 31, 1994.

5.    Concentration of Credit Risk:

      The Partnership's operations consist exclusively of investments in commercial office buildings located in Naperville, Illinois and Moorestown, New Jersey. The tenant is responsible for providing adequate property and liability insurance for the Moorestown properties with the Partnership named as an additional insured. The Partnership maintains adequate levels of property and liability insurance for East Ogden. Martin Marietta (formerly General Electric Aerospace and Government Services Divisions) historically accounted for approximately 75% of the Partnership's operating revenues. As of March 31, 1995, Martin Marietta no longer provides any revenue to the Partnership due to the impending foreclosure proceedings on Moorestown I and the expiration of the Martin Marietta lease in Moorestown II. Martin Marietta currently leases two floors of the Moorestown I building through October 1995. Martin Marietta's lease of the Moorestown II building expired in January of 1995 and Martin Marietta vacated the building in March 1995. The Partnership performs credit evaluations of its lessees and generally does not require collateral other than security deposits for most tenants at 710 East Ogden.

      The Partnership invests its excess cash in deposits primarily through a major commercial bank. Cash available in these accounts may at times exceed FDIC insurance levels.

                         INDEPRO PROPERTY FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 1995

6.    Notes Payable:

      On November 1, 1993, the Partnership was obligated to make a balloon payment of $4,884,732 on the Moorestown Corporate Center I mortgage due to New England Life Insurance Company (New England). The Partnership did not make the balloon payment which created a default under the loan documents. On November 16, 1993, the Partnership entered into a pre-workout agreement with New England, whereby the General Partner agreed to remit, on a monthly basis, all net cash flows generated by the property until such time as a loan modification was closed or New England obtained title to the property.

      On April 26, 1994, New England directed the Partnership to stop collecting rents directly from the tenant in Moorestown I. New England directed Martin Marietta to make future rent payments to Thomas J. Maher and Company, Inc., as agent for New England. These actions were taken by New England in spite of the General Partner's request to continue to operate under the provisions of the pre-workout agreement whereby the rents were forwarded from the Partnership to New England on a monthly basis.

      On November 9, 1994, New England filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center I, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. On December 14, 1994, the Partnership filed an answer to the Complaint. On January 17, 1995, New England filed a Notice of Motion for Summary Judgement on the Complaint, seeking foreclosure and requesting oral argument on February 24, 1995. This Motion for Summary Judgement was granted in March 1995 and the General Partner expects New England to be successful in obtaining title to the property during 1995. In 1993, the Partnership established a valuation allowance such that the net book value of the property was reduced to the amount of the outstanding principal of the nonrecourse note as of December 31, 1993. Therefore, the Partnership would not realize a loss for book purposes if New England obtains title to the property. However, there will be significant tax implications to the Limited Partners as well as implications to the future operating results of the Partnership.

      In addition, on October 31, 1994, New England filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania, seeking judgement against Indepro Property Fund II, L.P. and Indepro Property Fund II Corp. (the General Partner) in the sum of $115,106.66 plus costs and attorney's fees. This suit relates to the cash flows from the Moorestown I property for April and May 1994 which were collected by Indepro Property Fund II, L.P. and not remitted to New England. The General Partner believes it had a right to collect and retain the cash flows for those months and does not believe the outcome of this suit will have a material negative impact on the Partnership.

      On March 14, 1995, New England Mutual Life Insurance Company filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center II, to obtain title to the property and for appointment of a receiver for the rents, issues and profits of the property. The General Partner expects New England to be successful in obtaining title to the property.

      The non-recourse mortgage loan on the 710 East Ogden property required a balloon payment of $1,795,338 on April 1, 1995. The General Partner has received approval for a three-month extension on the loan under the same terms as the original loan. The General Partner currently has a signed letter of intent from the Broderick Trust to purchase the property at a price in excess of the current debt balance. If the property cannot be sold by July 1, 1995, the General Partner will pursue a further extension or refinancing of the debt. The General Partner does not intend to have the lender assume title to the property in satisfaction of the debt.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                                Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Partnership's net loss for the quarter ended March 31, 1995 was $154,644, an adverse change of $95,422 from the same quarter of the previous year. This adverse change is attributable to the loss of the sole tenant in the Moorestown II building and the impending foreclosures on both the Moorestown I and II buildings (see discussion under individual property headings below.)

All of the properties owned by the Partnership have been negatively impacted by the generally depressed condition of the commercial real estate market in recent years. The economic recession, excess supply of commercial space in most markets and corporate downsizing have contributed to the negative trend. Leasing activity has been slower than anticipated and new leases have not always provided the same level of income to the Partnership. With the development of a new aggressive marketing plan to lease vacant space at the 710 East Ogden property, the General Partner has been able to improve the occupancy rate and the operating results of this property during 1994 and 1995. The General Partner believes that, with the improved conditions in the Chicago area market, the 710 East Ogden property can be successfully marketed for sale during 1995. The General Partner currently has a signed letter of intent on the property for a price in excess of the current debt balance.

On November 9, 1994, the lender filed suit seeking foreclosure on the Moorestown I building which the General Partner has not contested. In March 1995, the Motion for Summary Judgement on the foreclosure action filed by New England Mutual Life Insurance Company was granted. In March 1995 the sole tenant of Moorestown II vacated the property. In addition, the Partnership was unable to make the balloon payment due on the mortgage loan on the Moorestown II building on January 1, 1995. On March 14, 1995, the lender filed suit seeking foreclosure on the Moorestown II building. The General Partner expects the lender to be successful in its attempts to obtain title to both of the Moorestown buildings during 1995. Due to the impending foreclosure proceedings on the Moorestown buildings, the Partnership has terminated its management agreement with the Nichols Company for management of these two buildings. All rental payments are currently forwarded directly to Thomas Maher and Company, Inc., as agent for the New England Mutual Life Insurance Company and all real estate taxes and other property operating expenses are paid by Thomas Maher and Company, Inc. from funds collected from the tenant. Accordingly, the Partnership has stopped recognizing rental income and accruing expenses on these properties. (see discussion under individual property headings below.)

   Net income (loss) by property was as follows for the quarter ended March 31:

                Property                   1995          1994

    710 East Ogden Avenue               $ (65,965)     $(86,702)
    Moorestown Corporate Center I         (58,195)      (43,666)
    Moorestown Corporate Center II        (55,024)       62,872
    Other                                  24,540         8,274
                                        ---------       -------
    Total                               $(154,644)     $(59,222)
                                        =========      ========

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (Continued):

         710 East Ogden (East Ogden)

The net loss attributable to the operations of East Ogden improved by $20,737 from March 31, 1994 to March 31, 1995. Rental income and reimbursements from tenants at East Ogden for the three months ended March 31, 1995 increased by approximately $2,948 in comparison with the same period of the prior year. In addition, expenses at the property have decreased by $17,789 for the same period.

East Ogden, located in Naperville, Illinois, a suburb of Chicago, has in recent years, been under severe competitive pressure from other office buildings in its market area. Occupancy levels have been increasing slightly over the past year. On March 31, 1995, the building's occupancy rate stood at 68% compared to 60% on March 31, 1994 and 65% on December 31, 1994. In order to increase the occupancy of East Ogden, a comprehensive marketing plan has been developed for the property which focuses on attracting small businesses by increasing the visibility of the property. With the improvement in occupancy at the property and the improved conditions in the market area, the General Partner has listed the property for sale and has a signed letter of intent with the Broderick Trust. The General Partner expects to sell the property during 1995 for a price in excess of the outstanding debt on the property. However, such results cannot be assured.


         Moorestown Corporate Center I (Moorestown I)

Net loss attributable to the operations of Moorestown I was $58,195 for the three months ended March 31, 1995, an increase of $14,529 from the same quarter of the previous year. Rental income and tenant reimbursements for the Moorestown I property decreased by $229,318 from March 31, 1994 to March 31, 1995. No rental income was recorded during 1995 due to the impending foreclosure on the Moorestown I building. All rental payments are currently being sent directly to Thomas Maher and Company, Inc., as agent for the New England Mutual Life Insurance Company (the lender.) (See discussion under Liquidity and Capital Resources section.) The decrease in rental income is partially offset by a decrease in interest expense, real estate taxes and property operating expenses of $152,649, $47,971 and $14,775, respectively, all due to the foreclosure proceedings.

Moorestown I, located in Moorestown, New Jersey had, since the date of its acquisition, been leased in entirety to Martin Marietta (formerly General Electric Aerospace and Government Services Divisions). On October 31, 1993, Martin Marietta's lease of Moorestown Corporate Center I expired. The General Partner and Martin Marietta negotiated the renewal of the lease, on amended terms, for an additional two years with the option to extend the lease for a further term of twelve months, under the same rental rates as the existing lease. During the first year of the renewed lease, which extended from November 1, 1993 through and including October 31, 1994, Martin Marietta leased the first and second floors of the building. In the second year, which extends from November 1, 1994 to October 31, 1995, Martin Marietta was scheduled to lease the first floor with the option to lease the second floor. On July 28, 1994, Martin Marietta exercised its option to lease the second floor of the Moorestown I building through October 31, 1995. In August, 1994, Lockheed Corp, a leading Aerospace company and Martin Marietta Corp announced plans to combine through a stock swap creating the nation's largest defense contractor. It is currently unknown whether Martin Marietta will extend its lease beyond 1995 for Moorestown
I. The General Partner has suspended efforts to lease the currently vacant third floor, due to the impending foreclosure of the building during 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued):


         Moorestown Corporate Center I (Moorestown I) (continued)

All rental income and operating expense reimbursements are currently being collected by Thomas J. Maher and Company, Inc. as agent for New England. Martin Marietta is responsible for 100% of the building's real estate taxes and is responsible for utilities and other operating expenses while they occupy the first and second floors of the building. All of these cash flows are being handled directly by Thomas J. Maher and Company, Inc. Real estate taxes and other operating expenses are being paid by Thomas J. Maher and Company, Inc. out of funds collected from the tenants. Due to the impending foreclosure proceedings on Moorestown I, the General Partner terminated its management agreement with the Nichols Company for management of the building. Accordingly, no revenues have been recognized and no expenses have been accrued for the Moorestown I building.

           Moorestown Corporate Center II (Moorestown II)

Net loss attributable to Moorestown II was $55,024 as of March 31, 1995, an adverse change of $117,896 from March 31, 1994. The Moorestown II building had been 100% occupied by Martin Marietta since its acquisition, producing stable rental income through January of 1995. However, the Martin Marietta lease expired on January 31, 1995 and Martin Marietta vacated the building in March, 1995. Rental income and tenant reimbursments for the three months ended March 31, 1995 totalled $129,352, which represents the lease payment for January 1995, which was received by the Partnership. This is a reduction of $311,051 from the income received in the same period of the prior year. This reduction in income was partially offset by a reduction in expenses of operating the building and interest expense on the note of $53,839 and $139,316, respectively. On January 4, 1995, New England Mutual Life Insurance Company directed the Partnership to stop collecting rents directly from the tenant. In accordance with this, the tenant paid February and March 1995 rental payments directly to Thomas Maher and Company, Inc., as agent for New England. Due to the impending foreclosure proceedings, the General Partner terminated its management agreement with the Nichols Company for management of the Moorestown II building. Accordingly, with the exception of the rental income collected for January 1995, the Partnership has stopped recognizing the income and accruing expenses for the Mooretown II building. The General Partner expects the expiration of the Martin Marietta lease to have a significant impact on the 1995 operating results of the Partnership.


Liquidity and Capital Resources

As of March 31, 1995, the Partnership had cash totaling $2,460,430 in comparison with $2,298,407 at December 31, 1994 and $1,930,398 at March 31, 1994. This
increase in cash is a result of net cash provided by operations and the suspension of partner distributions. The following is a summary of liquidity by individual property:

         710 East Ogden

The General Partner believes that 710 East Ogden will continue to generate positive cash flow adequate to meet property operating needs in 1995. In addition, some funds will continue to be expended on leasing commissions and improvements to retrofit the vacant space. The General Partner had budgeted approximately $300,000, to be funded from Partnership cash to be spent on tenant improvements during 1994 and 1995 to lease the vacant space. As of March 31, 1995, $220,000 of this $300,000 has been spent. Cash flow, however, was not adequate to make the balloon payment on the mortgage loan discussed below.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

       710 East Ogden (continued)

The non-recourse mortgage loan on the property required a balloon payment of $1,795,338 on April 1, 1995. The General Partner has received approval for a three-month extension on the loan under the same terms as the original loan. The General Partner currently has a signed letter of intent with the Broderick Trust to purchase the property for a price in excess of the debt balance. However, these results cannot be assured. If the property cannot be sold by July 1, 1995, the General Partner will pursue a further extension or refinancing of the debt. If the mortgage cannot be refinanced or extended, or the property sold for an amount in excess of the loan balance, a foreclosure action could be initiated by the lender. The General Partner does not intend to have the lender assume title to the property in satisfaction of the debt. The book value of the East Ogden property at April 1, 1995 is approximately $3,022,000. If a foreclosure action is initiated, the Partnership could incur a loss at that time for the difference between the book value of the property and the debt amount. In addition, there would be significant tax implications to the Limited Partners as well as implications to the future operating results of the Partnership.



       Moorestown I

All cash flows from the Moorestown I building are being forwarded directly to the lender through its agent. On November 1, 1993 the Partnership was obligated to make a balloon payment of $4,884,732 on the mortgage due to New England Life Insurance Company (New England) related to the Moorestown I property. The Partnership did not make the balloon payment which created a default under the loan documents. On November 16, 1993, the Partnership entered into a pre-workout agreement with New England, whereby the General Partner agreed to remit, on a monthly basis, all net cash flows generated by the property until such time as a loan modification was closed or New England obtained title to the property.

On April 26, 1994, New England directed the Partnership to stop collecting rents directly from the tenant in Moorestown I. New England directed Martin Marietta to make future rent payments to Thomas J. Maher and Company, Inc. as agent for New England. These actions were taken by New England in spite of the General Partner's request to continue to operate under the provisions of the pre-workout agreement whereby the rents were forwarded from the Partnership to New England on a monthly basis.

The General Partner viewed the actions taken by New England as a termination of the pre-workout agreement and ceased making net cash flow payments to New England in May, 1994. In addition, the notice to Martin Marietta with the required language in accordance with the loan documents was not delivered until June 1994. The Partnership retained the net cash flow for April and May 1994. June payments were collected by New England.

On November 9, 1994, New England filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center I, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. On December 14, 1994, the Partnership filed an answer to the Complaint. On January 17, 1995, New England filed a Notice of Motion for Summary Judgement on the Complaint, seeking foreclosure and requesting oral argument on February 24, 1995. This Motion for Summary Judgement was granted in March 1995 and the General Partner expects New England to be successful in obtaining title to the property. In 1993, the Partnership established a valuation allowance such that the net book value of the property was reduced to the amount of the outstanding principal of the nonrecourse note as of December 31, 1993. Therefore, the Partnership will not realize a loss for book purposes when New England obtains title to the property. However, there will be significant tax implications to the Limited Partners as well as implications to the future operating results of the Partnership.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (Continued):

         Moorestown I (continued)

In addition, on October 20, 1994, New England filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania, seeking judgement against the Partnership and the General Partner in the sum of $115,106.66 plus costs and attorney's fees. This suit relates to the cash flows from the Moorestown I property for April and May 1994 which were collected by the Partnership and not remitted to New England. The General Partner believes it had a right to collect and retain the cash flows for those months and does not believe the outcome of this suit will have a material negative impact on the Partnership.

Due to the impending foreclosure proceedings, the General Partner does not expect the Moorestown I building to require any significant cash outlays, nor does it expect the property to make any contribution to the Partnership's cash flow in 1995.

         Moorestown II

As discussed in the Results of Operations section above, the lease on the Moorestown II property expired on January 31, 1995 and Martin Marietta vacated the property in March 1995. Martin Marietta made their rental payment for January 1995 to the Partnership. The rental payments for February and March 1995 were forwarded directly to Thomas Maher and Company, Inc., as agent for New England. Being entirely vacant, if the property were retained by the Partnership, it would be expected to generate negative cash flows in 1995. The non-recourse debt related to the Moorestown II building required balloon payments totalling $6,376,637 on January 1, 1995. The Partnership did not have sufficient funds from operations to make these payments which created a default under the loan documents. On January 4, 1995, New England directed the Partnership to stop collecting rents directly from the tenant. On March 14, 1995, New England filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center II, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. The General Partner expects New England to be successful in obtaining title to the property. Since the debt is non-recourse and since the book value of the property will be lower than the debt at that time, the Partnership will recognize no financial statement loss when the lender obtains title to the property. However, there will be significant tax implications to the Limited Partners as well as implications to the future operating results of the Partnership.

Given the fact that Martin Marietta has vacated Moorestown Corporate Center II, substantial funds would need to be expended for tenant improvements, leasing commissions, and capital expenditures. Since the property will be generating negative cash flows, and the outstanding debt balance is well in excess of the current estimated market value of the property, the General Partner does not believe it is economically prudent to invest new funds and/or continue to own the property. The General Partner has decided to allow the lender to foreclose to satisfy the mortgage obligation.

Due to the impending foreclosure proceedings, the General Partner does not expect the Moorestown II building to require any significant cash outlays, nor does it expect the property to make any contribution to the Partnership's cash flow in 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):


Liquidity and Capital Resources (continued)

         Distributions

In the three months ended March 31, 1995, the Partnership did not make any distributions to its Limited Partners. In 1992, the General Partner decided to temporarily suspend any further distributions from the Partnership in order to increase cash reserves for current and impending capital needs at the properties. The General Partner expects to make a distribution of excess Partnership cash during 1995, however, the amount of the distribution has not yet been determined.

The General Partner is obligated under the terms of the Partnership Agreement to make a capital contribution upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of each Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of such Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of March 31, 1995, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $3,966,081. The Partnership had cash of $2,460,430 at March 31, 1995. If the General Partner distributed this cash, the Limited Partners' share would have been $1,020,286, which would have reduced the amount of this obligation to $2,945,795. The General Partner has cash of $1,675,374 and would have $1,440,144 of its share of Partnership cash for a total of $3,115,518 available to satisfy the remaining obligation. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner will be considering the potential benefits and liabilities, and their impact on the Limited Partners, of a dissolution and liquidation of the Partnership. It is likely that if the 710 East Ogden property is sold in 1995, the Partnership will be liquidated and any net sale proceeds as well as existing Partnership cash will be distributed to the Partners.


Inflation

The rate of inflation during the three most recent fiscal years was low in comparison with the rate prevailing at the time the Partnership's properties were acquired. Low rates of inflation generally produce an environment in which rental rate increases are relatively modest. However, major expenses such as insurance and real estate taxes have increased at a rate greater than the inflation rate. In the market in which East Ogden competes, it is not always feasible to pass all increasing costs on in the form of higher rental rates. Each of the two leases with Martin Marietta protected the Partnership from increases in operating costs and real estate taxes at the Moorestown Corporate Centers, since the tenant was responsible for the direct payment of reimbursement of the majority of the operating costs and real estate taxes. However, as it has become necessary to re-lease the Moorestown buildings to a new tenant or tenants, potential new leases will not provide this same protection. In the past, it was assumed that inflation would result in capital appreciation in investment properties through increases in rental rates and replacement costs in comparison with new properties. During the term in which the real estate properties have been owned by the Partnership, significant capital appreciation has not occurred.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)

                                    PART II

                               OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  On November 9, 1994, New England Mutual Life Insurance Company filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center I, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. On December 14, 1994, the Partnership filed an answer to the Complaint. On January 17, 1995, New England filed a Notice of Motion for Summary Judgment on the Complaint, seeking foreclosure and requesting oral argument on February 24, 1995. In March, 1995, the Motion for Summary Judgment on the foreclosure action was granted and the General Partner expects New England to be successful in obtaining title to the property.

                  In addition, on October 31, 1994, New England filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania, seeking judgment against Indepro Property Fund II, L.P. and Indepro Property Fund II Corp. (the General Partner) in the sum of $115,106.66 plus costs and attorney's fees. This suit relates to the cash flows from the Moorestown I property for April and May 1994 which were collected by Indepro Property Fund II, L.P. and not remitted to New England. The General Partner believes it had a right to collect and retain the cash flows for those months and does not believe the outcome of this suit will have a material negative impact on the Partnership.

                  On March 14, 1995, New England Mutual Life Insurance Company filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center II, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. The General Partner expects New England to be successful in obtaining title to the property.

                  The Partnership is involved in an action brought by Celebrity Restaurants seeking a declaration that an easement exists for access to and use of certain parking spaces of the 710 East Ogden property by patrons and employees of the restaurant. The General Partner is not certain of the outcome of this case at this time, however, the General Partner does not currently believe this suit will have a material effect on the Partnership's financial statements.



ITEM 2.           Changes in Securities

                  None

ITEM 3.           Defaults Upon Senior Securities

                  Not applicable

ITEM 4.           Submission of  Matters to a Vote of Security Holders

                  Not applicable

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)

                                    PART II

                               OTHER INFORMATION

ITEM 5.           Other Information

                  None

ITEM 6.           Exhibits and Reports on Form 8 - K

                  A Form 8-K was filed on February 21, 1995 which related to the foreclosure proceedings filed by the New England Mutual Life Insurance Company on November 9, 1994 regarding the Moorestown I building and the default on the mortgage loan on the Moorestown II building in January, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INDEPRO PROPERTY FUND II, L.P.



                         By:  Indepro Property Fund II Corp
                                   General Partner

                         By: /s/ Ronald M. Pappas
                             ------------------------------
                                Ronald M. Pappas
                                   President



Date: May 12, 1995       By: /s/ Ann M. Strootman
                             ------------------------------
                                 Ann M. Strootman
                                   Controller