Form 10-Q
period 1995-06-30
INDEPRO PROPERTY FUND II LP
filed 1995-08-14
CIK 722232

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10 - Q


                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995        Commission File No.: 2-84754


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

                          YES     X        NO
                               -------         --------

There is no public market for the Limited Partnership Interests. Non-affiliates hold 12,566 Limited Partnership Interests as of June 30, 1995.

                         INDEPRO PROPERTY FUND II, L.P.

                         INDEX OF FINANCIAL STATEMENTS





                                                                     Page Number
                                                                     -----------

Part I - Financial Information

   Item 1 - Financial Statements of Indepro Property Fund II, L.P.

         Balance Sheets as of June 30, 1995
              and December 31, 1994                                           3

         Statements of Income for the three months and six
              months ended June 30, 1995 and 1994                             4

         Statement of Partners' Capital (Deficit) for the
              six months ended June 30, 1995                                  5

         Statements of Cash Flows for the six months
              ended June 30, 1995 and June 30, 1994                           6

         Notes to Financial Statements                                     7-10

   Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   11-16

Part II - Other Information                                               17-18

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                                 Balance Sheets
                   As of June 30, 1995 and December 31, 1994

                                                       June 30,    December 31,
                                                         1995         1994
                                                     -----------   -----------

                           Assets

Investment in real estate at cost (Note 3)           $ 5,327,645   $24,380,516
Less:  Accumulated depreciation, amortization and
   valuation allowance of $875,000 in 1995 and
   $585,000 in 1994                                    2,731,726    10,428,010
                                                     -----------   -----------
                     Total investments                 2,595,919    13,952,506

Cash and cash equivalents                              2,370,080     2,298,407
Accounts receivable (net of allowance for doubtful
  accounts of $589 in 1995 and $6,618 in 1994)            26,012        40,215
Deferred rent receivable                                  98,139       107,670
Prepaid expenses and other assets                            954        11,747
                                                     -----------   -----------
                        Total assets                 $ 5,091,104   $16,410,545

             Liabilities and Partners' Capital

Notes payable (Note 6)                               $ 1,781,677   $13,075,019
Accrued real estate taxes                                 92,556        96,065
Other accrued liabilities                                  2,500        36,238
Security deposits on leases                               29,102        25,496
Accounts payable                                           1,700       235,686
                                                     -----------   -----------
                     Total Liabilities                 1,907,535    13,468,505

Partners' capital                                      3,183,569     2,942,040
                                                     -----------   -----------
    Total liabilities and partners' capital          $ 5,091,104   $16,410,545
                                                     ===========   ===========



    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                              Statements of Income
           For the three and six months ended June 30, 1995 and 1994

                                                 Three Months    Three Months     Six Months      Six Months
                                                     Ended           Ended           Ended          Ended
                                                 June 30, 1995   June 30, 1994   June 30, 1995  June 30, 1994
                                                 ------------    -------------   -------------  -------------

                        Income

Rental Income                                     $    93,350    $   651,233    $   312,115    $ 1,306,501
Miscellaneous income                                   33,063        148,312         58,932        275,316
Investment income                                      30,183         20,023         63,874         34,762
                                                  -----------    -----------    -----------    -----------
                  Total Income                        156,596        819,568        434,921      1,616,579
                                                  -----------    -----------    -----------    -----------

                    Expenses

Interest on notes payable                              47,010        411,145        167,418        824,841
Depreciation and amortization                         216,177        225,068        432,354        450,137
Real estate taxes                                      21,300         96,877         41,727        217,078
Property operating expense                             36,384         49,323         98,492        129,430
Administrative                                         14,015         19,971         23,220         30,943
Repairs and maintenance                                 4,367         24,298          9,011         30,486
Loss on disposal of real estate                     3,449,234           --        3,449,234           --
Estimated property valuation allowance                375,000           --          375,000           --
                                                  -----------    -----------    -----------    -----------
                 Total Expenses                     4,163,487        826,682      4,596,456      1,682,915
                                                  -----------    -----------    -----------    -----------

Net income (loss) before extraordinary item        (4,006,891)    (4,161,535)        (7,114)       (66,336)

Gain on extinguishment of debt                      4,403,062           --        4,403,062           --
                                                  -----------    -----------    -----------    -----------

Net income (loss)                                 $   396,172    $    (7,114)   $   241,527    $   (66,336)
                                                  ===========    ===========    ===========    ===========

Net income (loss) allocated to Limited Partners       392,210         (7,043)       239,113        (65,673)

Net income (loss) allocated to General Partner          3,962            (71)         2,415           (663)
                                                  -----------    -----------    -----------    -----------
                                                  $   396,172    $    (7,114)   $   241,528    $   (66,336)
                                                  ===========    ===========    ===========    ===========

Net income (loss) per limited partnership
  interest outstanding (30,000):
  Net income (loss) before extraordinary item            (132)          --             (137)            (2)
  Extraordinary item                                      145           --              145           --
                                                  -----------    -----------    -----------    -----------
  Net income (loss)                               $        13    $      --      $         8    $        (2)
                                                  ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                    Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995



                                                                                  General        Limited
                                                                   General      Partnership    Partnership
                                                                   Partner         Units          Units          Total
                                                                   -------         -----          -----          -----

Partners' capital (deficit) at January 1, 1995                   $(101,081)      $1,642,103     $1,401,018     $2,942,040

Net loss for the period ended March 31, 1995                        (1,546)        (69,210)       (83,888)      (154,644)
                                                                 ----------      ----------     ----------     ----------

Partners' capital (deficit) at March 31, 1995                     (102,627)       1,572,893      1,317,130      2,787,396

Net income for the period ended June 30, 1995                         3,962         177,305        214,905        396,172
                                                                 ----------      ----------     ----------      ---------

Partners' capital (deficit) at June 30, 1995                      $(98,665)      $1,750,198     $1,532,035     $3,183,568
                                                                 ==========      ==========     ==========     ==========






    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

                                                     Six Months     Six Months
                                                       Ended          Ended
                                                   June 30, 1995  June 30, 1994
                                                   -------------  -------------

Cash flows from operating activities
------------------------------------
  Net income (loss)                                 $   241,528    $   (66,336)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                      432,354        450,137
     Provision for property valuation allowance         375,000           --
     Loss on disposal of real estate                  3,449,234           --
     Gain on extinguishment of debt                  (4,403,062)          --
  Change in assets and liabilities
     Decrease (increase) in accounts receivable          14,203        (13,024)
     Decrease in deferred rent receivable                 9,531         (3,601)
     Decrease (increase) in prepaid expenses             10,793          5,717
     Decrease in accrued liabilities                    (37,247)       (27,523)
     Increase in security deposits on leases              3,606          1,450
     Increase (decrease) in accounts payable              2,711         28,326
                                                     ----------    -----------

Net cash provided by operating activities                98,650        375,146
                                                     ----------    -----------

Cash flows from investing activities
------------------------------------

   Additions to real estate                                --          (25,325)
                                                     ----------    -----------

Net cash used in investing activities                      --          (25,325)
                                                     ----------    -----------

Cash flows from financing activities
------------------------------------

   Repayment of notes payable                           (26,976)      (153,158)
                                                     ----------    -----------

Net cash used in financing activities                   (26,976)      (153,158)
                                                     ----------    -----------

Net increase in cash and cash equivalents                71,674        196,663

Cash and cash equivalents, beginning of period        2,298,407      1,822,697
                                                     ----------    -----------
Cash and cash equivalents, end of period            $ 2,370,080    $ 2,019,360
                                                     ==========    ===========




    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1995

1.    General

      The preceding unaudited financial information sets forth the operations of Indepro Property Fund II, L.P. for the six months ended June 30, 1995. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six months ended June 30, 1995.

      The footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10 - K. These interim financial statements should be read in conjunction with the Form 10 - K for the year ended December 31, 1994.

2.    Partners' Capital

      The General Partner did not make any cash distributions from operations to the Partners during the six months ended June 30, 1995 or the year ended December 31, 1994. The General Partner expects to make a distribution of excess Partnership cash during 1995, however, the amount of this distribution has not yet been determined.

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

3.    Investments in Real Estate

      Investments in real estate consisted of the following as of June 30, 1995:

                                                        Building and
                   Property                    Land     Improvements     Total

      710 East Ogden Avenue                 $1,060,000   $4,267,644   $5,327,644

      Less:  Accumulated depreciation and
             amortization and valuation
             allowance of $875,000                 --     2,731,726    2,731,726
                                            ----------   ----------   ----------
      Total                                 $1,060,000   $1,535,918   $2,595,918
                                            ==========   ==========   ==========

                         INDEPRO PROPERTY FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1995

3.    Investments in Real Estate (continued):

      On June 15, 1995, the Partnership conveyed title to the Moorestown I and II Corporate Center properties to the lender by deed-in-lieu of foreclosure, in full satisfaction of the outstanding non-recourse mortgage loans payable on the properties. The Partnership recognized losses of $792,021 and $2,657,213 on Moorestown I and II respectively, representing the difference between the fair market value of the properties and the book values. These losses were offset by gain from extinguishment of debt. (See notes payable footnote, Note 6.)

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

      During 1993, an estimated property valuation allowance of $500,000 was established related to 710 East Ogden, due to the slower than anticipated leasing activity and the operating losses incurred by the building in recent years. On May 3, 1995, the Partnership entered into a letter of intent with an unrelated third party for the sale of 710 East Ogden at a price of $3,100,000. However, due to issues raised during the due diligence process, combined with a change in ownership and management of the potential buyer during the negotiation, the sale of the property to this buyer could not be completed at the original offer price. The General Partner was forced to pursue other potential purchasers for the property. Because the other purchase offers received by the General Partner were at least $300,000 less than the original offer, an additional valuation allowance of $375,000 was established in the second quarter of 1995 for the 710 East Ogden property. The sale is expected to occur early in the fourth quarter of 1995.

4.   Cash Flow Information:

      For purposes of the Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Net cash provided by operating activities reflects cash payments for interest of $164,370 and $774,066 respectively, during the six months ended June 30, 1995 and June 30, 1994.

5.    Concentration of Credit Risk:

      With the conveyance of the Moorestown Corporate Center I and II properties to the lender by deed-in-lieu of foreclosure in June 1995, the Partnership's operations now consist exclusively of an investment in a commercial office building located in Naperville, Illinois. The Partnership maintains adequate levels of property and liability insurance for the property. The Partnership performs credit evaluations of its lessees and generally does not require collateral other than security deposits for most tenants.

      The Partnership invests its excess cash in deposits primarily through a major commercial bank. Cash available in these accounts may at times exceed FDIC insurance levels.

6.    Notes Payable:

      On November 1, 1993, the Partnership was obligated to make a balloon payment of $4,884,732 on the Moorestown Corporate Center I mortgage due to New England Mutual Life Insurance Company (New England). The Partnership did not make the balloon payment which created a default under the loan documents. On November 16, 1993, the Partnership agreed to remit, on a monthly basis, all net cash flows generated by the property until such time as a loan modification was closed or New England obtained title to the property.

                         INDEPRO PROPERTY FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1995

6.    Notes Payable (continued):

      On April 26, 1994, New England directed the Partnership to stop collecting rents directly from the tenant in Moorestown I. These actions were taken by New England in spite of the General Partner's request to continue to operate under the provisions of the pre-workout agreement whereby the rents were forwarded from the Partnership to New England on a monthly basis. On November 9, 1994, New England filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center I, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. On December 14, 1994, the Partnership filed an answer to the Complaint. On January 17, 1995, New England filed a Motion for Summary Judgment on the Complaint, seeking foreclosure and requesting oral argument on February 24, 1995. This Motion for Summary Judgment was granted in March 1995. On June 15, 1995, Indepro Property Fund II, L.P. conveyed title to the Moorestown Corporate Center I to New England Mutual Life Insurance Company via a deed-in-lieu of foreclosure in full satisfaction of the non-recourse mortgage loan payable on the property. The estimated fair market value of the property at the date of deed-in-lieu of foreclosure was $3,750,000. The total mortgage loan and accrued interest payable at that date was $5,049,899. Accordingly, the Partnership recognized gain from extinguishment of debt of $1,299,899 related to this transaction.

      In addition, on October 31, 1994, New England filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania, seeking judgment against Indepro Property Fund II, L.P. and Indepro Property Fund II Corp. (the General Partner) in the sum of $115,106.66 plus costs and attorney's fees. This suit related to the cash flows from the Moorestown I property for April and May 1994 which were collected by Indepro Property Fund II, L.P. and not remitted to New England. As part of the deed-in-lieu of foreclosure, New England has dismissed this suit, allowing the Partnership to retain the cash flows for those months.

      On January 1, 1995, the Partnership was obligated to make balloon payments totaling $6,376,637 on the Moorestown Corporate Center II mortgages due to New England Mutual Life Insurance Company. The Partnership did not make the balloon payments which created a default under the loan documents. On January 4, 1995, New England directed the Partnership to stop collecting rents directly from the tenant in Moorestown II. New England threatened to sue the Partnership for the rents totaling $129,000 collected in January 1995 for the Moorestown II property. On March 14, 1995, New England Mutual Life Insurance Company filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center II, to obtain title to the property and for appointment of a receiver for the rents, issues and profits of the property. On June 15, 1995, Indepro Property Fund II, L.P. conveyed title to the Moorestown Corporate Center II to New England Mutual Life Insurance Company via a deed-in-lieu of foreclosure transaction in full satisfaction of the non-recourse mortgage loans payable on the property. The estimated fair market value of the property at the date of deed-in-lieu of foreclosure was $3,350,000. The amount of the mortgage loans and accrued interest payable at that date was $6,453,164. Accordingly, the Partnership recognized gain from extinguishment of debt of $3,103,164 related to this transaction. As part of the deed-in-lieu of foreclosure, the Partnership paid $70,000 to New England which related to the interest accrued on the Moorestown II loan payable for the month of January 1995, and was allowed to retain $59,000 of the approximately $129,000 in rents collected in January 1995.

      The General Partner, on behalf of the Partnership, and New England delivered mutual releases to each other waiving any rights of future claims under the various loan documents.

      The above actions will result in significant tax implications to the Limited Partners.

                         INDEPRO PROPERTY FUND II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30, 1995



6.    Notes Payable (continued):

      The non-recourse mortgage loan on the 710 East Ogden property required a balloon payment of $1,795,338 on April 1, 1995. The General Partner had received approval for a four-month extension on the loan under the same terms as the original loan to allow the Partnership additional time to market the property for sale. In July, 1995, the General Partner reached an agreement with Traveler's Insurance (the lender) whereby, Indepro Corp. (the advisor) would purchase the loan on the 710 East Ogden property. The General Partner believed that this action was in the best interests of the Partnership, in order to facilitate the orderly sale of the property and to restore the loan to a current status, avoiding a default interest rate 2% higher than the original loan terms and avoiding any further threats of the lender to begin foreclosure proceedings. Under the agreement, Indepro Corp. wired funds to an account designated by Traveler's in an amount sufficient to complete the loan purchase. Traveler's agreed to hold the funds in an interest-bearing escrow account until the sooner of September 30, 1995 or the sale of the property. Payments would continue to be made to Traveler's by the Partnership under the terms of the existing loan. If any of the dates for approval or agreement regarding the sale of the property were not met by the purchaser, Traveler's had the right, but not the obligation, to withdraw the funds from the escrow account with no additional approval required by Indepro Corp. or the Partnership. The loan would then be owned by Indepro Corp. The Partnership and the lender operated under the terms of this agreement until August 2,1995, at which time a signed contract with the purchaser was required. Although the General Partner and the purchaser continued to negotiate in good faith, no signed contract was obtained, and Traveler's withdrew the funds to effect the purchase of the loan by Indepro Corp. The General Partner is negotiating the final terms of the sales agreement with an unrelated third party and it is anticipated that the sale would be completed early in the fourth quarter of 1995.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                                Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

The Partnership's net income for the six months ended June 30, 1995 was $241,528, a favorable change of $307,864 from the same period of the previous year. The increase in net income is primarily attributable to gain from extinguishment of debt of $4,403,062 recognized on the conveyance of the Moorestown I and II Corporate Centers to the lender by deed-in-lieu of foreclosure, partially offset by a loss on disposal of the real estate of $3,449,234. Additionally, a loss of $375,000 was recorded to increase the estimated property valuation allowance on the 710 East Ogden property. (See discussion of results under individual property headings below.)

All of the properties owned by the Partnership have been negatively impacted by the generally depressed condition of the commercial real estate market in recent years. The economic recession, excess supply of commercial space in most markets and corporate downsizing have contributed to the negative trend. Leasing activity has been slower than anticipated and new leases have not always provided the same level of income to the Partnership. With the development of a new aggressive marketing plan to lease vacant space at the 710 East Ogden property, the General Partner has been able to improve the occupancy rate and the operating results of this property during 1994 and 1995. The General Partner believes that, with the improved conditions in the Chicago area market, the 710 East Ogden property can be successfully marketed for sale during 1995. The General Partner currently has a signed letter of intent on the property for a price in excess of the current debt balance and is negotiating the final terms of a contract for sale.

On June 15, 1995, title to the Moorestown Corporate Center I and the Moorestown Corporate Center II was conveyed to the lender, New England Mutual Life Insurance Company, by deed-in-lieu of foreclosure, in full satisfaction of the non-recourse mortgage loans outstanding on the properties. As the loans outstanding exceeded the fair market value of the properties, the General Partner determined that this was the best course of action. Gains of $1,299,899 and $3,103,164 on Moorestown I and II respectively, were recognized, representing the difference between the fair market value of the properties and the outstanding debt amounts. These gains were partially offset by losses on the disposal of the real estate of $792,021 and $2,657,213 on Moorestown I and II respectively, representing the difference between the fair market value of the properties and the book values. No rental income or operating expenses have been recognized in 1995 for the Moorestown I property due to the foreclosure proceedings. Rental income and expense was recognized only for the month of January 1995 on the Moorestown II property.


  Net income (loss) by property was as follows for the six months ended June 30:



                    Property                               1995          1994

   710 East Ogden Avenue                             $  (482,163)  $  (129,438)
   Moorestown Corporate Center I                          392,959      (81,341)
   Moorestown Corporate Center II                         283,904       127,119
   Other                                                   46,827        17,323
                                                     ------------   -----------
   Total                                             $    241,528   $  (66,336)
                                                     ============   ===========

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Results of Operations (Continued):

         710 East Ogden (East Ogden)

The net loss attributable to the operations of East Ogden increased by $352,725 from the six months ended June 30, 1994 to the six months ended June 30, 1995. This increase in loss is attributable to an additional property valuation allowance of $375,000 established to reflect the expected sales price of the property. Operating results of the property, excluding this charge, improved by $22,275, in comparison with the same period of the prior year.

East Ogden, located in Naperville, Illinois, a suburb of Chicago, has in recent years, been under severe competitive pressure from other office buildings in its market area. Occupancy levels have been increasing over the past year. On June 30, 1995, the building's occupancy rate stood at 72% compared to 58% on June 30, 1994 and 65% on December 31, 1994. In order to increase the occupancy of East Ogden, a comprehensive marketing plan was developed for the property which focuses on attracting small businesses by increasing the visibility of the property.

With the improvement in occupancy at the property and the improved conditions in the market area, the General Partner has listed the property for sale and has a signed letter of intent with an unrelated third party. The General Partner expects to sell the property during 1995 for a price in excess of the outstanding debt on the property. However, such results cannot be assured. During 1993, an estimated property valuation allowance of $500,000 was established related to 710 East Ogden, due to the slower than anticipated leasing activity and the operating losses incurred by the building in recent years. On May 3, 1995, the Partnership entered into a letter of intent with an unrelated third party for the sale of 710 East Ogden at a price of $3,100,000. However, due to issues raised during the due diligence process, combined with a change in ownership and management of the potential buyer during the negotiation, the sale of the property to this buyer could not be completed at the original offer price. The General Partner was forced to pursue other potential purchasers for the property. Because the other purchase offers received by the General Partner were at least $300,000 less than the original offer, an additional valuation allowance of $375,000 was established in the second quarter of 1995 for the 710 East Ogden property. The sale is expected to occur during the fourth quarter of 1995.


         Moorestown Corporate Center I (Moorestown I)

Net income attributable to the operations of Moorestown I was $392,959 for the six months ended June 30, 1995, an increase of $474,300 from the same period of the previous year. This increase in net income is primarily attributable to income of $1,299,899 recognized as a result of the forgiveness of non-recourse debt by New England on the property, partially offset by a loss on disposal of the real estate of $729,021. Rental income and tenant reimbursements for the Moorestown I property decreased by $451,941 from June 30, 1994 to June 30, 1995. No rental income or related expenses were recognized during 1995 due to the impending foreclosure on the Moorestown I building. (See discussion under Liquidity and Capital Resources section.) The decrease in rental income is partially offset by a decrease in interest expense, real estate taxes and property operating expenses of $305,061, $95,942 and $17,680, respectively, all due to the foreclosure proceedings. The foreclosure on the Moorestown I Corporate Center will have a significant impact on the 1995 operating results of the Partnership.
                                       12

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Results of Operations (continued):

Moorestown Corporate Center II (Moorestown II)

Net income attributable to Moorestown II was $283,904 as of June 30, 1995, an increase of $156,785 from June 30, 1994. This increase in income was primarily attributable to income of $3,103,164 recognized as a result of the forgiveness of the non-recourse debt by New England upon on the conveyance of title to the Moorestown Corporate Center II property to the lender by deed-in-lieu of foreclosure, which was partially offset by a loss on the disposal of the real estate of $2,657,213. The Moorestown II building had been 100% occupied by Lockheed Martin since its acquisition, producing stable rental income through January of 1995. However, the Lockheed Martin lease expired on January 31, 1995 and Lockheed Martin vacated the building in March, 1995. Rental income and tenant reimbursements for the six months ended June 30, 1995 totaled $129,352, which represents the lease payment for January 1995, which was received by the Partnership. This is a reduction of $744,572 from the income received in the same period of the prior year. This reduction in income was partially offset by a reduction in expenses of operating the building and interest expense on the note of $107,604 and $349,684, respectively. On January 4, 1995, New England Mutual Life Insurance Company directed the Partnership to stop collecting rents directly from the tenant. Accordingly, with the exception of the rental income collected for January 1995, the Partnership has stopped recognizing the income and accruing expenses for the Mooretown II building. The General Partner paid $70,000 of the approximately $129,000 in rental payments received for January 1995 as interest to New England and retained the balance of $59,000 as part of the negotiated terms of the deed-in-lieu transaction. The deed-in-lieu of foreclosure on the Moorestown Corporate Center II will have a significant impact on the 1995 operating results of the Partnership.


Liquidity and Capital Resources

As of June 30, 1995, the Partnership had cash totaling $2,370,080 in comparison with $2,298,407 at December 31, 1994 and $2,019,360 at June 30, 1994. This
increase in cash is a result of net cash provided by operations and the suspension of partner distributions. The following is a summary of liquidity by individual property:

         710 East Ogden

The General Partner believes that 710 East Ogden will continue to generate positive cash flow adequate to meet property operating needs in 1995. In addition, some funds will continue to be expended on leasing commissions and improvements to retrofit the vacant space. The General Partner had budgeted approximately $300,000, to be funded from Partnership cash to be spent on tenant improvements during 1994 and 1995 to lease the vacant space. Approximately $200,000 of these funds were expended in 1994. Approximately $23,000 of these funds have been spent during the first six months of 1995. Cash flow, however, was not adequate to make the balloon payment on the mortgage loan discussed below.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources (continued)

       710 East Ogden (continued)

The non-recourse mortgage loan on the property required a balloon payment of $1,795,338 on April 1, 1995. The General Partner had received approval for a four-month extension on the loan under the same terms as the original loan. The General Partner currently has a signed letter of intent with an unrelated third party to purchase the property for a price in excess of the debt balance. In July, 1995, the General Partner reached an agreement with Traveler's Insurance (the lender) whereby, Indepro Corp. (the advisor) would purchase the loan on the 710 East Ogden property. The General Partner believed this action was in the best interests of the Partnership, in order to facilitate the orderly sale of the property and to restore the loan to a current status, avoiding a default interest rate 2% higher than the original loan terms and avoiding any further threats of the lender to begin foreclosure proceedings. Under the agreement, Indepro Corp. wired funds to an account designated by Traveler's in an amount sufficient to complete the loan purchase. Traveler's agreed to hold the funds in an interest-bearing escrow account until the sooner of September 30, 1995 or the sale of the property. Payments would continue to be made by the Partnership to Traveler's under the terms of the existing loan. If any of the dates for approval or agreement regarding the sale of the property were not met by the purchaser, Traveler's had the right, but not the obligation, to withdraw the funds from the escrow account with no additional approval required by Indepro Corp. or the Partnership. The loan would then be owned by Indepro Corp. The Partnership and the lender operated under the terms of this agreement until August 2,1995, at which time a signed contract with the purchaser was required. Although the General Partner and the purchaser continued to negotiate in good faith, no signed contract was obtained, and Traveler's withdrew the funds to effect the purchase of the loan by Indepro Corp. The General Partner is negotiating the final terms of the sales agreement with an unrelated third party and it is anticipated that the sale would be completed early in the fourth quarter of 1995.

       Moorestown I

On November 1, 1993 the Partnership was obligated to make a balloon payment of $4,884,732 on the mortgage due to New England Mutual Life Insurance Company (New England) related to the Moorestown I property. The Partnership did not make the balloon payment which created a default under the loan documents. On November 16, 1993, the Partnership entered into a pre-workout agreement with New England, whereby the General Partner agreed to remit, on a monthly basis, all net cash flows generated by the property until such time as a loan modification was closed or New England obtained title to the property. On April 26, 1994, New England directed the Partnership to stop collecting rents directly from the tenant in Moorestown I. These actions were taken by New England in spite of the General Partner's request to continue to operate under the provisions of the pre-workout agreement whereby the rents were forwarded from the Partnership to New England on a monthly basis. The Partnership collected and retained the net cash flow for April and May 1994. Since June 1994, all net cash flows for the property have been collected directly from the tenant by an agent of the lender.

On November 9, 1994, New England filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center I, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. On December 14, 1994, the Partnership filed an answer to the Complaint. On January 17, 1995, New England filed a Motion for Summary Judgment on the Complaint, seeking foreclosure and requesting oral argument on February 24, 1995. This Motion for Summary Judgment was granted in March 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued):

         Moorestown I (continued)

On June 15, 1995, Indepro Property Fund II, L.P. conveyed title to the Moorestown Corporate Center I to New England Mutual Life Insurance Company via a deed-in-lieu of foreclosure in full satisfaction of the non-recourse mortgage loan payable on the property. The estimated fair market value of the property at the date of foreclosure was $3,750,000. The total mortgage loan and accrued interest payable at that date was $5,049,899. Accordingly, the Partnership recognized income from debt forgiveness of $1,299,899 related to this transaction.

In addition, on October 20, 1994, New England filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania, seeking judgment against the Partnership and the General Partner in the sum of $115,106.66 plus costs and attorney's fees. This suit relates to the cash flows from the Moorestown I property for April and May 1994 which were collected by the Partnership and not remitted to New England. As part of the deed-in-lieu of foreclosure, New England has dismissed this suit.

Due to the foreclosure proceedings, the Moorestown I building will not require any significant cash outlays, nor will its operations make any contribution to the Partnership's cash flow in 1995.

         Moorestown II

As discussed in the Results of Operations section above, the lease on the Moorestown II property expired on January 31, 1995 and Lockheed Martin vacated the property in March 1995. Lockheed Martin made their rental payment for January 1995 to the Partnership. The rental payments for February and March 1995 were forwarded directly to Thomas Maher and Company, Inc., as agent for New England. Being entirely vacant, if the property were retained by the Partnership, it would be expected to generate negative cash flows in 1995. The non-recourse debt related to the Moorestown II building required balloon payments totaling $6,376,637 on January 1, 1995. The Partnership did not have sufficient funds from operations to make these payments which created a default under the loan documents. On January 4, 1995, New England directed the Partnership to stop collecting rents directly from the tenant. On March 14, 1995, New England filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center II, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property.

On June 15, 1995, Indepro Property Fund II, L.P. conveyed title to the Moorestown Corporate Center II to New England Mutual Life Insurance Company by deed-in-lieu of foreclosure in full satisfaction of the non-recourse mortgage loans payable on the property. The estimated fair market value of the property at the date of foreclosure was $3,350,000. The amount of the mortgage loans and accrued interest payable at that date was $6,453,164. Accordingly, the Partnership recognized income from debt forgiveness of $3,103,164 related to this transaction. As part of the deed-in-lieu of foreclosure, the Partnership paid $70,000 to New England which related to the interest accrued on the Moorestown II loan payable for the month of January 1995, and was allowed to retain $59,000 of the approximately $129,000 in rents collected in January 1995.

Due to the foreclosure proceedings, the Moorestown II building will not require any significant cash outlays, nor will its operations make any contribution to the Partnership's cash flow in 1995 other than the $59,000 in net rental payments retained in January 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):
--------------------------------------------------------------------------------

Liquidity and Capital Resources (continued)

         Distributions

In the six months ended June 30, 1995, the Partnership did not make any distributions to its Limited Partners. In 1992, the General Partner decided to temporarily suspend any further distributions from the Partnership in order to increase cash reserves for current and impending capital needs at the properties. The General Partner expects to make a distribution of excess Partnership cash during 1995, however, the amount of the distribution has not yet been determined.

The General Partner is obligated under the terms of the Partnership Agreement to make a capital contribution upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of each Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of such Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of June 30, 1995, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $4,088,398. The Partnership had cash of $2,370,080 at June 30, 1995. If the General Partner distributed this cash, the Limited Partners' share would have been $982,820, which would have reduced the amount of this obligation to $3,105,578. The General Partner has cash of $1,675,969 and would have $1,387,260 of its share of Partnership cash for a total of $3,063,229 available to satisfy the remaining obligation. This does not include any estimated net proceeds from the sale of the 710 East Ogden property which would be distributed to the General Partner. The General Partner's share of the net proceeds from the sale of the 710 East Ogden property will be an amount greater than the current difference between the outstanding guarantee obligation and the General Partner's cash available at June 30, 1995. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner is analyzing the potential benefits and liabilities, and their impact on the Limited Partners, of a dissolution and liquidation of the Partnership. It is likely that if the 710 East Ogden property is sold in 1995, the Partnership will be liquidated and any net sale proceeds as well as existing Partnership cash will be distributed to the Partners.


Inflation

The rate of inflation during the three most recent fiscal years was low in comparison with the rate prevailing at the time the Partnership's properties were acquired. Low rates of inflation generally produce an environment in which rental rate increases are relatively modest. However, major expenses such as insurance and real estate taxes have increased at a rate greater than the inflation rate. In the market in which East Ogden competes, it is not always feasible to pass all increasing costs on in the form of higher rental rates. Each of the two leases with Martin Marietta protected the Partnership from increases in operating costs and real estate taxes at the Moorestown Corporate Centers, since the tenant was responsible for the direct payment of reimbursement of the majority of the operating costs and real estate taxes. However, as it became necessary to re-lease the Moorestown buildings to a new tenant or tenants, potential new leases would not have provided this same protection. In the past, it was assumed that inflation would result in capital appreciation in investment properties through increases in rental rates and replacement costs in comparison with new properties. During the term in which the real estate properties have been owned by the Partnership, significant capital appreciation has not occurred.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)

                                    PART II

                               OTHER INFORMATION


ITEM 1.   Legal Proceedings

          On November 9, 1994, New England Mutual Life Insurance Company filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center I, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. On December 14, 1994, the Partnership filed an answer to the Complaint. On January 17, 1995, New England filed a Motion for Summary Judgment on the Complaint, seeking foreclosure and requesting oral argument on February 24, 1995. In March, 1995, the Motion for Summary Judgment on the foreclosure action was granted. On June 15, 1995, Indepro Property Fund II, L.P. conveyed title to the Moorestown Corporate Center I to New England Mutual Life Insurance Company via a deed-in-lieu of foreclosure in full satisfaction of the non-recourse mortgage loan payable on the property.

          In addition, on October 31, 1994, New England filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania, seeking judgment against Indepro Property Fund II, L.P. and Indepro Property Fund II Corp. (the General Partner) in the sum of $115,106.66 plus costs and attorney's fees. This suit relates to the cash flows from the Moorestown I property for April and May 1994 which were collected by Indepro Property Fund II, L.P. and not remitted to New England. As part of the deed-in-lieu of foreclosure, New England has dismissed this suit.

          The General Partner, on behalf of the Partnership, and New England delivered mutual releases to each other waiving any rights of future claims under the various loan documents.

          On March 14, 1995, New England Mutual Life Insurance Company filed suit in the Superior Court of New Jersey, Chancery Division, Burlington County, seeking foreclosure on Moorestown Corporate Center II, to obtain title to the property and for the appointment of a receiver for the rents, issues and profits of the property. On June 15, 1995, Indepro Property Fund II, L.P. conveyed title to the Moorestown Corporate Center II to New England Mutual Life Insurance Company via a deed-in-lieu of foreclosure in full satisfaction of the non-recourse mortgage loans payable on the property. As part of the deed-in-lieu of foreclosure, the Partnership paid $70,000 to New England which related to the interest accrued on the Moorestown II loan payable for the month of January 1995, and was allowed to retain $59,000 of the approximately $129,000 in rents collected in January 1995.

          The General Partner, on behalf of the Partnership, and New England delivered mutual releases to each other waiving any rights of future claims under the various loan documents.

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

           No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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






                                   INDEPRO PROPERTY FUND II, L.P.


                                   By:  Indepro Property Fund II Corp
                                             General Partner

                                   By:       /s/ Wayne L. Harris
                                             -------------------
                                              Wayne L. Harris
                                              Vice President



Date: August 11, 1995              By:       /s/ Ann M. Strootman
                                             --------------------
                                              Ann M. Strootman
                                              Controller