Form 10-Q
period 1995-09-30
INDEPRO PROPERTY FUND II LP
filed 1995-11-14
CIK 722232

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Quarterly Period                        Commission File No.: 2-84754
   Ended September 30, 1995

                         INDEPRO PROPERTY FUND II, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       600 Dresher Road, Horsham, PA 19044
------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

               DELAWARE                                51-0270624
------------------------------------------------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                                 (215) 956-0400
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                  YES ______X________       NO ________________

There is no public market for the Limited Partnership Interests. Non-affiliates hold 12,566 Limited Partnership Interests as of September 30,1995.

                         INDEPRO PROPERTY FUND II, L.P.

                          INDEX OF FINANCIAL STATEMENTS

                                                                    Page Number
                                                                    -----------

Part I - Financial Information

  Item 1 - Financial Statements of Indepro Property Fund II, L.P.

      Balance Sheets as of  September 30, 1995
           and December 31, 1994                                            3

      Statements of Income for the three months and nine
           months ended September 30, 1995 and 1994                         4

      Statement of Partners' Capital (Deficit) for the
           nine months ended September 30, 1995                             5

      Statements of Cash Flows for the nine months
           ended September 30, 1995 and September 30, 1994                  6

      Notes to Financial Statements                                      7-10

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11-16

Part II - Other Information                                             17-18

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                                 Balance Sheets
                 As of September 30, 1995 and December 31, 1994

                                                                              September 30,     December 31,
                                                                                  1995              1994
                                                                                  ----              ----

                               Assets

Investment in real estate at cost (Note 3)                                      $5,338,157       $24,380,516
Less:  Accumulated depreciation, amortization and
       valuation allowance of $875,000 in 1995 and
       $585,000 in 1994                                                          2,783,677        10,428,010
                                                                                ----------       -----------
              Total investments                                                  2,554,480        13,952,506

Cash and cash equivalents                                                        2,393,668         2,298,407
Accounts receivable (net of allowance for doubtful
  accounts of $512 in 1995 and $6,618 in 1994)                                      23,498            40,215
Deferred rent receivable                                                            84,632           107,670
Prepaid expenses and other assets                                                   14,511            11,747
                                                                                ----------       -----------
              Total assets                                                      $5,070,789       $16,410,545
                                                                                ==========       ===========

                 Liabilities and Partners' Capital

Notes payable (Note 6)                                                          $1,781,677       $13,075,019
Accrued real estate taxes                                                           67,747            96,065
Other accrued liabilities                                                            2,500            36,238
Security deposits on leases                                                         29,102            25,496
Accounts payable                                                                    33,607           235,686
                                                                                ----------       -----------
              Total Liabilities                                                  1,914,633        13,468,505

Partners' capital                                                                3,156,156         2,942,040
                                                                                ----------       -----------
   Total liabilities and partners' capital                                      $5,070,789       $16,410,545
                                                                                ==========       ===========





    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                              Statements of Income
         For the three and nine months ended September 30, 1995 and 1994

                                                     Three Months    Three Months     Nine Months    Nine Months
                                                         Ended           Ended           Ended          Ended
                                                    Sept. 30, 1995  Sept. 30, 1994  Sept. 30, 1995  Sept. 30, 1994
                                                    --------------  --------------  --------------  --------------

                        Income


Rental Income                                         $   93,324      $   648,192     $  405,439     $ 1,954,694
Miscellaneous income                                      29,160          149,297         88,092         424,613
Investment income                                         28,251           22,167         92,125          56,929
                                                      ----------      -----------     ----------     -----------
                     Total Income                        150,735          819,656        585,656       2,436,236
                                                      ----------      -----------     ----------     -----------

                       Expenses

Interest on notes payable                                 47,813          408,308        215,231       1,233,149
Depreciation and amortization                             51,951          225,814        484,305         675,951
Real estate taxes                                         21,300          137,255         63,027         354,333
Property operating expense                                37,112           80,259        135,604         215,429
Administrative                                             7,326           13,735         30,546          44,678
Repairs and maintenance                                   12,645                -         21,656          24,747
Loss on disposal of real estate                                -                -      3,449,234               -
Estimated property valuation allowance                         -                -        375,000               -
                                                      ----------       ----------     ----------      ----------
                    Total Expenses                       178,147          865,371      4,774,603       2,548,287
                                                      ----------       ----------     ----------      ----------

Net income (loss) before extraordinary item             (27,412)          (45,715)     4,188,947)       (112,051)

Gain on extinguishment of debt                                -                 -      4,403,062               -
                                                      ----------       ----------     ----------      ----------
Net income (loss)                                     $  (27,412)      $  (45,715)    $  214,115      $ (112,051)
                                                      ==========       ==========     ==========      ==========

Net income (loss) allocated to Limited Partners          (27,138)         (45,258)       211,974        (110,931)

Net income (loss) allocated to General Partner              (274)            (457)         2,141          (1,121)
                                                      ----------       ----------     ----------      ----------
                                                      $  (27,412)      $  (45,715)    $  214,115      $ (112,051)
                                                      ==========       ==========     ==========      ==========
Net income (loss) per limited partnership
  interest outstanding (30,000):
  Net income (loss) before extraordinary item                 (1)              (2)          (138)             (4)
  Extraordinary item                                           -                -            145               -
                                                      ----------       ----------     ----------      ----------
Net income (loss)                                     $       (1)      $       (2)    $        7      $       (4)
                                                      ==========       ==========     ==========      ==========





    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                    Statement of Partners' Capital (Deficit)
                   For the nine months ended September 30, 1995

                                                                                 General        Limited
                                                                  General      Partnership    Partnership
                                                                  Partner         Units          Units          Total
                                                                 ---------     -----------    -----------    ----------

Partners' capital (deficit) at January 1, 1995                   $(101,081)     $1,642,103     $1,401,018    $2,942,040

Net loss for the period ended March 31, 1995                        (1,546)        (69,210)       (83,888)     (154,644)
                                                                 ---------      ----------     ----------    ----------

Partners' capital (deficit) at March 31, 1995                     (102,627)      1,572,893      1,317,130     2,787,396

Net income for the period ended June 30, 1995                        3,962         177,305        214,905       396,172
                                                                 ---------      ----------     ----------    ----------
Partners' capital (deficit) at June 30, 1995                       (98,665)      1,750,198      1,532,035     3,183,568

Net loss for the period ended September 30, 1995                      (274)        (12,269)       (14,869)      (27,412)
                                                                 ---------      ----------     ----------    ----------
Partners' capital (deficit) at September 30, 1995                $ (98,939)     $1,737,929     $1,517,166    $3,156,156
                                                                 =========      ==========     ==========    ==========







    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                            Statements of Cash Flows
              For the nine months ended September 30, 1995 and 1994

                                                                           Nine Months         Nine Months
                                                                              Ended              Ended
                                                                         Sept. 30, 1995      Sept. 30, 1994
                                                                         --------------      --------------
Cash flows from operating activities
------------------------------------
Net income (loss)                                                          $   214,115       $  (112,051)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                484,305           675,951
  Provision for property valuation allowance                                   375,000                 -
  Loss on disposal of real estate                                            3,449,234                 -
  Gain on extinguishment of debt                                            (4,403,062)                -
Change in assets and liabilities
  Decrease (increase) in accounts receivable                                    16,717           (20,632)
  Decrease in deferred rent receivable                                          23,038            10,567
  Decrease (increase) in prepaid expenses                                       (2,764)            4,535
  Decrease in accrued liabilities                                              (62,056)          (47,928)
  Increase in security deposits on leases                                        3,606             3,081
  Increase (decrease) in accounts payable                                       34,617            51,221
                                                                            ----------        ----------
Net cash provided by operating activities                                      132,750           564,743
                                                                            ----------        ----------

Cash flows from investing activities
------------------------------------

  Additions to real estate                                                     (10,513)          (61,608)
                                                                            ----------        ----------

Net cash used in investing activities                                          (10,513)          (61,608)
                                                                            ----------        ----------

Cash flows from financing activities
------------------------------------

  Repayment of notes payable                                                   (26,976)         (246,937)
                                                                            ----------        ----------

Net cash used in financing activities                                          (26,976)         (246,937)
                                                                            ----------        ----------

Net increase in cash and cash equivalents                                       95,261           256,198

Cash and cash equivalents, beginning of period                               2,298,407         1,822,697
                                                                            ----------        ----------
Cash and cash equivalents, end of period                                    $2,393,668        $2,078,895
                                                                            ==========        ==========




    The accompanying notes are an integral part of the financial statements.

                         INDEPRO PROPERTY FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1995

1. General

   The preceding unaudited financial information sets forth the operations of Indepro Property Fund II, L.P. for the nine months ended September 30, 1995. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine months ended September 30, 1995.

   The footnotes are presented pursuant to Rule 10-01 of Regulation S-X and do not include complete financial information otherwise made in the Form 10-K. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1994.

2. Partners' Capital

   The General Partner did not make any cash distributions from operations to the Partners during the nine months ended September 30, 1995 or the year ended December 31, 1994. However, in October 1995, the General Partner made a distribution of $1,121,212 from excess Partnership cash. This distribution amounted to $37 per Limited Partnership Unit.

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

3. Investments in Real Estate

   Investments in real estate consisted of the following as of September 30, 1995:


                                                                                 Building and
                           Property                              Land            Improvements        Total


       710 East Ogden Avenue                                 $1,060,000           $4,278,157       $5,338,157

       Less:  Accumulated depreciation and
              amortization and valuation
              allowance of $875,000                                   -            2,783,677        2,783,677
                                                             ----------           ----------       ----------
       Total                                                 $1,060,000           $1,494,480       $2,554,480
                                                             ==========           ==========       ==========


                         INDEPRO PROPERTY FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1995

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

   On at least an annual basis, the General Partner prepares an estimate of value for the property in the Partnership. The methodology used is either a discounted cash flow analysis or a value based on a direct capitalization of cash flow. This information is used to assist the General Partner in determining net realizable value of the assets of the Partnership. A valuation allowance is provided for assets in cases where the realizable value is less than the carrying amount of the asset. In addition, assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

   During 1993, an estimated property valuation allowance of $500,000 was established related to 710 East Ogden, due to the slower than anticipated leasing activity and the operating losses incurred by the building in recent years. On May 3, 1995, the Partnership entered into a letter of intent with an unrelated third party for the sale of 710 East Ogden at a price of $3,100,000. However, due to issues raised during the due diligence process, combined with a change in ownership and management of the potential buyer during the negotiation, the sale of the property to this buyer could not be completed at the original offer price. The General Partner was forced to pursue other potential purchasers for the property. Because the other purchase offers received by the General Partner were at least $300,000 less than the original offer, an additional valuation allowance of $375,000 was established in the second quarter of 1995 for the 710 East Ogden property. The General Partner currently has a signed purchase and sale agreement for the property to an unrelated third party at a sales price of $2,815,000 with the sale expected to occur in November, 1995.

4. Cash Flow Information:

   For purposes of the Statements of Cash Flows, the Partnership considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Net cash provided by operating activities reflects cash payments for interest of $164,370 and $1,233,149 respectively, during the nine months ended September 30, 1995 and September 30, 1994.

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

                         INDEPRO PROPERTY FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1995

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

                         INDEPRO PROPERTY FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                            As of September 30, 1995

6. Notes Payable (continued):

   The non-recourse mortgage loan on the 710 East Ogden property required a balloon payment of $1,795,338 on April 1, 1995. The General Partner had received approval for a four-month extension on the loan under the same terms as the original loan to allow the Partnership additional time to market the property for sale. In July, 1995, the General Partner reached an agreement with Traveler's Insurance (the lender) whereby, Indepro Corp. (the advisor) would purchase the loan on the 710 East Ogden property. The General Partner believed that this action was in the best interests of the Partnership, in order to facilitate the orderly sale of the property and to restore the loan to a current status, avoiding a default interest rate 2% higher than the original loan terms and avoiding any further threats of the lender to begin foreclosure proceedings. Under the agreement, Indepro Corp. wired funds to an account designated by Traveler's in an amount sufficient to complete the loan purchase. Traveler's agreed to hold the funds in an interest-bearing escrow account until the sooner of September 30, 1995 or the sale of the property. Payments would continue to be made to Traveler's by the Partnership under the terms of the existing loan. If any of the dates for approval or agreement regarding the sale of the property were not met by the purchaser, Traveler's had the right, but not the obligation, to withdraw the funds from the escrow account with no additional approval required by Indepro Corp. or the Partnership. The loan would then be owned by Indepro Corp. The Partnership and the lender operated under the terms of this agreement until August 2,1995, at which time a signed contract with the purchaser was required. Although the General Partner and the purchaser continued to negotiate in good faith, no signed contract was obtained, and Traveler's withdrew the funds to effect the purchase of the loan by Indepro Corp. The General Partner currently has a signed purchase and sale agreement for the property to an unrelated third party at a sales price of $2,815,000 with the sale expected to occur in November, 1995. The General Partner expects the proceeds from the sale to be adequate to repay the mortgage loan.

                         INDEPRO PROPERTY FUND II, L.P.
                        (A Delaware Limited Partnership)
                                 Part I - Item 2

  Management's Discussion and Analysis of Financial Condition and Results of
  --------------------------------------------------------------------------
  Operations
  ----------

  Results of Operations

The Partnership's net income for the nine months ended September 30, 1995 was $214,115, a favorable change of $326,168 from the same period of the previous year. The increase in net income is primarily attributable to gain from extinguishment of debt of $4,403,062 recognized on the conveyance of the Moorestown I and II Corporate Centers to the lender by deed-in-lieu of foreclosure, partially offset by a loss on disposal of the real estate of $3,449,234. Additionally, a loss of $375,000 was recorded to increase the estimated property valuation allowance on the 710 East Ogden property. (See discussion of results under individual property headings below.)

All of the properties owned by the Partnership have been negatively impacted by the generally depressed condition of the commercial real estate market in recent years. The economic recession, excess supply of commercial space in most markets and corporate downsizing have contributed to the negative trend. Leasing activity has been slower than anticipated and new leases have not always provided the same level of income to the Partnership. With the development of a new aggressive marketing plan to lease vacant space at the 710 East Ogden property, the General Partner has been able to improve the occupancy rate and the operating results of this property during 1994 and 1995. The General Partner currently has a signed purchase and sale agreement for the property to an unrelated third party at a sales price of $2,815,000 with the sale expected to occur in November, 1995.

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

  Net income (loss) by property was as follows for the nine months ended September 30:


                            Property                               1995             1994

            710 East Ogden Avenue                               $(531,970)        $(206,621)
            Moorestown Corporate Center I                          394,093         (126,330)
            Moorestown Corporate Center II                         283,903          192,466
            Other                                                   68,089           28,434
                                                                ----------        ---------
            Total                                               $  214,115        $(112,051)
                                                                ==========        =========


Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (continued)
---------------------

Results of Operations (Continued):

    710 East Ogden (East Ogden)

The net loss attributable to the operations of East Ogden increased by $325,349 from the nine months ended September 30, 1994 to the nine months ended September 30, 1995. This increase in loss is attributable to an additional property valuation allowance of $375,000 established to reflect the expected sales price of the property. Operating results of the property, excluding this charge, improved by $49,651, in comparison with the same period of the prior year primarily due to higher occupancy levels at the property.

East Ogden, located in Naperville, Illinois, a suburb of Chicago, has in recent years, been under severe competitive pressure from other office buildings in its market area. Occupancy levels have been increasing over the past year. On September 30, 1995, the building's occupancy rate stood at 72% compared to 65% on September 30, 1994 and 65% on December 31, 1994. In order to increase the occupancy of East Ogden, a comprehensive marketing plan was developed for the property which focuses on attracting small businesses by increasing the visibility of the property.

During 1993, an estimated property valuation allowance of $500,000 was established related to 710 East Ogden, due to the slower than anticipated leasing activity and the operating losses incurred by the building in recent years. On May 3, 1995, the Partnership entered into a letter of intent with an unrelated third party for the sale of 710 East Ogden at a price of $3,100,000. However, due to issues raised during the due diligence process, combined with a change in ownership and management of the potential buyer during the negotiation, the sale of the property to this buyer could not be completed at the original offer price. The General Partner was forced to pursue other potential purchasers for the property. Because the other purchase offers received by the General Partner were at least $300,000 less than the original offer, an additional valuation allowance of $375,000 was established in the second quarter of 1995 for the 710 East Ogden property. The General Partner currently has a signed purchase and sale agreement for the property to an unrelated third party at a sales price of $2,815,000 with the sale expected to occur in November, 1995.

    Moorestown Corporate Center I (Moorestown I)

Net income attributable to the operations of Moorestown I was $394,093 for the nine months ended September 30, 1995, an increase of $520,423 from the same period of the previous year. This increase in net income is primarily attributable to income of $1,299,899 recognized as a result of the forgiveness of non-recourse debt by New England on the property, partially offset by a loss on disposal of the real estate of $729,021. Rental income and tenant reimbursements for the Moorestown I property decreased by $686,572 from September 30, 1994 to September 30, 1995. No rental income or related expenses were recognized during 1995 due to the impending foreclosure on the Moorestown I building. (See discussion under Liquidity and Capital Resources section.) The decrease in rental income is partially offset by a decrease in interest expense, real estate taxes and property operating expenses of $457,025, $147,265 and $30,579, respectively, all due to the foreclosure proceedings. In addition, depreciation expense decreased by $57,141 from the nine months ended September 30, 1994 to the nine months ended September 30, 1995 due to the fact that only a half year of depreciation expense was taken. The foreclosure on the Moorestown I Corporate Center will have a significant impact on the 1995 operating results of the Partnership.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (continued)
----------------------

Results of Operations (continued):

Moorestown Corporate Center II (Moorestown II)

Net income attributable to Moorestown II was $283,903 as of September 30, 1995, an increase of $91,437 from September 30, 1994. This increase in income was primarily attributable to income of $3,103,164 recognized as a result of the forgiveness of the non-recourse debt by New England upon on the conveyance of title to the Moorestown Corporate Center II property to the lender by deed-in-lieu of foreclosure, which was partially offset by a loss on the disposal of the real estate of $2,657,213. The Moorestown II building had been 100% occupied by Lockheed Martin since its acquisition, producing stable rental income through January of 1995. However, the Lockheed Martin lease expired on January 31, 1995 and Lockheed Martin vacated the building in March, 1995. Rental income and tenant reimbursements for the nine months ended September 30, 1995 totaled $129,352, which represents the lease payment for January 1995, which was received by the Partnership. This is a reduction of $1,202,852 from the income received in the same period of the prior year. This reduction in income was partially offset by a reduction in interest expense, real estate taxes and property operating expenses of $557,989, $150,133 and $29,121, respectively. In addition, depreciation expense decreased by $107,089 from the nine months ended September 30, 1994 to the nine months ended September 30, 1995 due to the fact that only a half year depreciation was taken in 1995. On January 4, 1995, New England Mutual Life Insurance Company directed the Partnership to stop collecting rents directly from the tenant. Accordingly, with the exception of the rental income collected for January 1995, the Partnership has stopped recognizing the income and accruing expenses for the Mooretown II building. The General Partner paid $70,000 of the approximately $129,000 in rental payments received for January 1995 as interest to New England and retained the balance of $59,000 as part of the negotiated terms of the deed-in-lieu transaction. The deed-in-lieu of foreclosure on the Moorestown Corporate Center II will have a significant impact on the 1995 operating results of the Partnership.

Liquidity and Capital Resources

As of September 30, 1995, the Partnership had cash totaling $2,393,668 in comparison with $2,298,407 at December 31, 1994 and $2,078,895 at September 30, 1994. This increase in cash is a result of net cash provided by operations and the suspension of partner distributions. The following is a summary of liquidity by individual property:

    710 East Ogden

The General Partner believes that 710 East Ogden will continue to generate positive cash flow adequate to meet property operating needs in 1995. In addition, some funds will continue to be expended on leasing commissions and improvements to retrofit the vacant space. The General Partner had budgeted approximately $300,000, to be funded from Partnership cash to be spent on tenant improvements during 1994 and 1995 to lease the vacant space. Approximately $200,000 of these funds were expended in 1994. Approximately $11,000 of these funds have been spent during the first nine months of 1995. Cash flow, however, was not adequate to make the balloon payment on the mortgage loan discussed below.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (continued)
---------------------

Liquidity and Capital Resources (continued)

    710 East Ogden (continued)

The non-recourse mortgage loan on the property required a balloon payment of $1,795,338 on April 1, 1995. The General Partner had received approval for a four-month extension on the loan under the same terms as the original loan. In July, 1995, the General Partner reached an agreement with Traveler's Insurance (the lender) whereby, Indepro Corp. (the advisor) would purchase the loan on the 710 East Ogden property. The General Partner believed this action was in the best interests of the Partnership, in order to facilitate the orderly sale of the property and to restore the loan to a current status, avoiding a default interest rate 2% higher than the original loan terms and avoiding any further threats of the lender to begin foreclosure proceedings. Under the agreement, Indepro Corp. wired funds to an account designated by Traveler's in an amount sufficient to complete the loan purchase. Traveler's agreed to hold the funds in an interest-bearing escrow account until the sooner of September 30, 1995 or the sale of the property. Payments would continue to be made by the Partnership to Traveler's under the terms of the existing loan. If any of the dates for approval or agreement regarding the sale of the property were not met by the purchaser, Traveler's had the right, but not the obligation, to withdraw the funds from the escrow account with no additional approval required by Indepro Corp. or the Partnership. The loan would then be owned by Indepro Corp. The Partnership and the lender operated under the terms of this agreement until August 2,1995, at which time a signed contract with the purchaser was required. Although the General Partner and the purchaser continued to negotiate in good faith, no signed contract was obtained, and Traveler's withdrew the funds to effect the purchase of the loan by Indepro Corp. The General Partner currently has a signed purchase and sale agreement for the property to an unrelated third party at a sales price of $2,815,000 with the sale expected to occur in November, 1995. The General Partner expects the proceeds from the sale to be adequate to repay the mortgage loan.

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (continued)
---------------------

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations  (Continued):
-----------------------

Liquidity and Capital Resources (continued)

    Distributions

During the nine months ended September 30, 1995, the Partnership did not make any distributions to its Limited Partners. However, in October 1995, the General Partner made a distribution of $1,121,212 from excess Partnership cash. This distribution amounted to $37 per Limited Partnership Unit.

The General Partner is obligated under the terms of the Partnership Agreement to make a capital contribution upon the Partnership's dissolution in the amount necessary to enable the Partnership to pay to each Limited Partner an 8% non-compounded return on the unrecovered capital contribution of each Limited Partner, less all distributions of distributable cash and all distributions of sale or refinancing proceeds in excess of the capital contributions of such Limited Partner. This guaranteed return is computed from the date of each Limited Partner's admission to the Partnership. This obligation does not guarantee to the Limited Partners a return of their capital contributions and is limited by the available assets of the Partnership and the General Partner. As of September 30, 1995, the estimated amount of this obligation to the Limited Partners (excluding the General Partner's Limited Partnership Units) was approximately $4,202,669. The Partnership had cash of $2,393,668 at September 30, 1995. If the General Partner distributed this cash, the Limited Partners' share would have been $992,601, which would have reduced the amount of this obligation to $3,210,068. The General Partner has cash of $1,706,869 and would have $1,401,067 of its share of Partnership cash for a total of $3,107,936 available to satisfy the remaining obligation. This does not include any estimated net proceeds from the sale of the 710 East Ogden property which would be distributed to the General Partner. The General Partner's share of the net proceeds from the sale of the 710 East Ogden property will be an amount greater than the current difference between the outstanding guarantee obligation and the General Partner's cash available at September 30, 1995. Future operations of the Partnership may impact the ability of the Partnership and the General Partner to satisfy this obligation. In addition to its various initiatives to improve the financial condition of the Partnership as discussed herein, the General Partner is analyzing the potential benefits and liabilities, and their impact on the Limited Partners, of a dissolution and liquidation of the Partnership. It is likely that if the 710 East Ogden property is sold in 1995, the Partnership will be liquidated and any net sale proceeds as well as existing Partnership cash will be distributed to the Partners.

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

          No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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

                                   INDEPRO PROPERTY FUND II, L.P.

                                   By:  Indepro Property Fund II Corp
                                              General Partner

                                   By:   /s/ Wayne L. Harris
                                         -------------------
                                         Wayne L. Harris
                                         Vice President


Date: November 13, 1995            By:  /s/ Ann M. Strootman
                                        ---------------------
                                        Ann M. Strootman
                                        Controller